Form 10-K
period 2018-12-31
World Omni Auto Receivables Trust 2015-B
filed 2019-03-27
CIK 1653716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☒               No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Item 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Not applicable.
(a)(2)	Not applicable.
(a)(3)	See Item 15(b) below.

(b)       The following documents are included as part of, or incorporated by reference to, this annual report:

Exhibit No.

1.1	Underwriting Agreement, dated as of October 7, 2015, relating to the Trust. Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-200857-02, filed with the Commission on October 14, 2015.

3.1	Certificate of Formation of the Depositor. Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form SF-3, Registration File Number 333-228112, filed on January 18, 2019.

3.2	Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant’s Form SF-3, Registration File Number 333-228112, filed on January 18, 2019.

3.3	Amendment No. 1 to Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registrant’s Form SF-3, Registration File Number 333-228112, filed on January 18, 2019.

4.1	Sale and Servicing Agreement, dated as of October 14, 2015, relating to the Trust. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-200857-02, filed with the Commission on October 14, 2015.

4.2	Amendment No. 1 to Sale and Servicing Agreement, dated as of September 1, 2017, relating to the Trust. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-200857-02, filed with the Commission on September 1, 2017.

4.3	Indenture, dated as of October 14, 2015, relating to the Trust. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-200857-02, filed with the Commission on October 14, 2015.

4.4	Trust Agreement, dated as of October 14, 2015, relating to the Trust. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-200857-02, filed with the Commission on October 14, 2015.

31.1	Rule 13a-14(d)/15d-14(d) Certification.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of World Omni Financial Corp., as Servicer.

33.2	Management’s Assertion Report on Assessment of Compliance with Servicing Criteria Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934 of MUFG Union Bank, N.A., as Indenture Trustee.

34.1	Report of Independent Registered Certified Public Accounting Firm of PricewaterhouseCoopers LLP, on behalf of World Omni Financial Corp.

34.2	Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP, on behalf of MUFG Union Bank, N.A.

35.1	Servicer Compliance Statement of World Omni Financial Corp., as Servicer.

99.1	Receivables Purchase Agreement, dated as of October 14, 2015, relating to the Trust. Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-200857-02, filed with the Commission on October 14, 2015.

99.2	Administration Agreement, dated as of October 14, 2015, relating to the Trust. Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-200857-02, filed with the Commission on October 14, 2015.

(c)	Not applicable.

Item 16.	Form 10-K Summary.

None.

EXHIBIT INDEX

1.1	Underwriting Agreement, dated as of October 7, 2015, relating to the Trust. Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-200857-02, filed with the Commission on October 14, 2015.

3.1	Certificate of Formation of the Depositor. Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form SF-3, Registration File Number 333-228112, filed on January 18, 2019.

3.2	Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant’s Form SF-3, Registration File Number 333-228112, filed on January 18, 2019.

3.3	Amendment No. 1 to Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registrant’s Form SF-3, Registration File Number 333-228112, filed on January 18, 2019.

4.1	Sale and Servicing Agreement, dated as of October 14, 2015, relating to the Trust. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-200857-02, filed with the Commission on October 14, 2015.

4.2	Amendment No. 1 to Sale and Servicing Agreement, dated as of September 1, 2017, relating to the Trust. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-200857-02, filed with the Commission on September 1, 2017.

4.3	Indenture, dated as of October 14, 2015, relating to the Trust. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-200857-02, filed with the Commission on October 14, 2015.

4.4	Trust Agreement, dated as of October 14, 2015, relating to the Trust. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-200857-02, filed with the Commission on October 14, 2015.

31.1	Rule 13a-14(d)/15d-14(d) Certification.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of World Omni Financial Corp., as Servicer.

33.2	Management’s Assertion Report on Assessment of Compliance with Servicing Criteria Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934 of MUFG Union Bank, N.A., as Indenture Trustee.

34.1	Report of Independent Registered Certified Public Accounting Firm of PricewaterhouseCoopers LLP, on behalf of World Omni Financial Corp.

34.2	Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP, on behalf of MUFG Union Bank, N.A.

35.1	Servicer Compliance Statement of World Omni Financial Corp., as Servicer.

99.1	Receivables Purchase Agreement, dated as of October 14, 2015, relating to the Trust. Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-200857-02, filed with the Commission on October 14, 2015.

99.2	Administration Agreement, dated as of October 14, 2015, relating to the Trust. Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-200857-02, filed with the Commission on October 14, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Omni Auto Receivables Trust 2015-B

By: World Omni Financial Corp.,
as Servicer on behalf of the Trust

Date: March 8, 2019

/s/Edward J. Brown, Jr.
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